Form 10QSB
period 1999-04-30
VIS OPPS MARKETING INC
filed 1999-07-20
CIK 1077997

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                  FORM 10-QSB


(X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
        SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended          April 30, 1999
                               ------------------------------------------
(  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
        SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------     ---------------------
Commission File number                  0-25763
                       ---------------------------------------------------

                             VIS OPPS MARKETING INC.
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


          Nevada                                               98-019-9126
---------------------------------                           -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

    Suite 39  7179 18th Avenue
     Vancouver, B.C., Canada                                     V3N 1H2
--------------------------------------                       ----------------
(Address of principal executive offices)                        (Zip Code)

                                 1-604-688-3931
               ----------------------------------------------------
                Registrants telephone number, including area code

      ---------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuers classes of common stock, as of the last practicable date.

             Class                              Outstanding as of July 19, 1999
  ----------------------------                 ---------------------------------
Common Stock, par value $0.001 per share                  10,442,500

================================================================================

                                     INDEX


                                                                           Page
PART 1.                                                                  Number
                                                                         -------
        ITEM 1. Financial Statements (unaudited)....................       3

                Balance Sheet as at April 30, 1999 .................       4

                Statement of Operations
                  For the three months ended April 30, 1999 and for
                       the period from November 24, 1998 (Date of
                       Incorporation) to April 30, 1999.............       5

                Statement of Changes in Shareholders Equity
                  For the period from November 24, 1998 (Date of
                       Incorporation) to April 30, 1999............        6

                Statement of Cash Flows
                  For the three months ended April 30, 1999 and for
                       the period from November 24, 1998 (Date of
                       Incorporation) to April 20, 1999............        7

                Notes to the Financial Statements..................        8

       ITEM 2.  Plan of Operations.................................       11


PART 11         Signatures.........................................       12

                          PART 1 FINANCIAL INFORMATION

================================================================================
                          ITEM 1. FINANCIAL STATEMENTS
================================================================================


The accompanying balance sheet of Vis Opps Marketing Inc. (a development stage company) at April 30, 1999 and the statement of operations and statement of cash flow for the three months ended April 30, 1999 and for the period from November 24, 1998 (date of incorporation) to April 30, 1999 and the statement of stockholders equity for the period from November 24, 1998 (date of incorporation) to April 30, 1999 have been prepared by the Companys management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended April 30, 1999, are not necessarily indicative of the results that can be expected for the year ending October 31, 1999.

                            VIS OPPS MARKETING INC.
                         (A Development Stage Company)

                                 BALANCE SHEET

                                 April 30, 1999

                      (Unaudited - Prepared by Management)



ASSETS

CURRENT ASSETS

     Bank                                                 $   23,150
                                                           =========
LIABILITIES

     Accounts payable and accrued liabilities             $    3,834
                                                           ---------
STOCKHOLDERS EQUITY

     Common stock
       200,000,000 shares authorized, at $0.001 par
       value, 10,442,500 shares issued and outstanding        10,443

     Capital in excess of par value                           17,327

     Deficit accumulated during the development stage         (8,454)
                                                           ---------
           Total Stockholders Equity                          19,316
                                                           ---------
                                                          $   23,150
                                                           =========

                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                             VIS OPPS MARKETING INC.
                          (A Development Stage Company)

                             STATEMENT OF OPERATIONS

          For the three months ended April 30, 1999 and for period from November 24, 1998 (Date of Inception) to April 30, 1999

                      (Unaudited - Prepared by Management)



                                                FOR THE THREE             FROM INCEPTION
                                                MONTHS ENDED                     TO
                                               APRIL 30, 1999             APRIL 30, 1999
                                               --------------             --------------
SALES                                              $       --                 $       --
                                                   ----------                 ----------
GENERAL  AND  ADMINISTRATIVE  EXPENSES:

  Accounting and audit                                  1,550                      2,000
  Bank charges and interest                               124                        124
  Incorporation costs written-off                          --                        670
  Legal                                                    --                      2,500
  Office expenses                                         445                        451
  Transfer agents fees                                  1,509                      2,709
                                                   ----------                 ----------
 NET LOSS                                          $    3,628                 $    8,454
                                                   ==========                 ==========
 NET LOSS PER COMMON SHARE

  Basic                                            $   0.0004                 $    0.001
                                                   ==========                 ==========
AVERAGE OUTSTANDING SHARES
  Basic                                             9,881,712                  5,584,000
                                                   ==========                 ==========




                   The accompanying notes are an integral part
                    of these unaudited financial statements.

                            VIS OPPS MARKETING INC.
                         (A Development Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY

           For the period from November 24, 1998 (Date of Inception)
                               to April 30, 1999

                      (Unaudited - Prepared by Management)




                                                                               CAPITAL IN
                                                            COMMON STOCK       EXCESS OF      ACCUMULATED
                                                        SHARES      AMOUNT     PAR VALUE        DEFICIT
                                                        ------      ------     ---------        -------
BALANCE NOVEMBER 24, 1998 (date of inception)               --   $      --     $      --       $     --

Issuance of common shares for cash at
     $0.001  February 1, 1999                        4,500,000       4,500            --             --

Issuance of common shares for cash at
     $0.002  February 8, 1999                        5,885,000       5,885         5,885             --

Issuance of common shares for cash at
     $0.20  February 23, 1999                           57,500          58        11,442             --

Net operating loss for the period from
    November 24, 1998 to April 30, 1999                     --          --            --         (8,454)
                                                    ----------   -----------------------       --------
BALANCE APRIL 30, 1999                              10,442,500   $  10,443     $  17,327       $ (8,454)
                                                    ==========   =========     =========       ========



                  The accompanying notes are an integral part
                    of these unaudited financial statements.

                            VIS OPPS MARKETING INC.
                         (A Development Stage Company)

                            STATEMENT OF CASH FLOWS

       For the three months ended April 30, 1999 and for the period from November 24, 1998 (Date of Inception) to April 30, 1999

                      (Unaudited - Prepared by Management)


                                                             FOR THE THREE        FROM INCEPTION
                                                             MONTHS ENDED              TO
                                                            APRIL 30, 1999        APRIL 30, 1999
                                                            --------------        --------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

     Net loss                                                   $   (3,628)         $     (8,454)

     Adjustments to reconcile net loss to net cash provided by operating activities:

         (Decrease) increase in accounts payable                      (992)                3,834
                                                                    ------                ------
               Net Cash from Operations                             (4,620)               (4,620)
                                                                                          ------
CASH FLOWS FROM FINANCING
     ACTIVITIES:

          Proceeds from issuance of common stock                    27,770                27,770
                                                                    ------                ------
     Net Increase in Cash                                           23,150                23,150

     Cash at Beginning of Period                                        --                    --
                                                                    ------                ------
     CASH AT END OF PERIOD                                      $   23,150          $     23,150
                                                                ==========          ============


                  The accompanying notes are an integral part
                    of these unaudited financial statements.

                            VIS OPPS MARKETING INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 April 30, 1999

                      (Unaudited - Prepared by Management)


1.      ORGANIZATION

        The Company was incorporated under the laws of the State of Nevada on November 24, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

        The Company was organized for the purpose of marketing a unique form of advertising affordable to the self-employed and other small businesses by the use of a dispensary board system.

        Since inception the company has completed Regulation D offerings of 5,942,500 shares of its common capital stock for cash.

        The Company is in the development stage.


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Accounting  Methods

        The Company recognizes income and expenses based on the accrual method of accounting.

        Dividend Policy

        The Company has not yet adopted a policy regarding payment of dividends.

        Income Taxes

        The Company has elected a fiscal year of October 31 but has not completed a full operating period and therefore has not filed any income tax returns.

        Earning (Loss) per Share

        Earning (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

        Cash and Cash Equivalents

        The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                            VIS OPPS MARKETING INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 April 30, 1999

                      (Unaudited - Prepared by Management)


2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

        Foreign Currency Translation

        The translations of the Company completed in Canadian dollars have been translated to US dollars. Assets and liabilities are translated at the year end exchange rates and the income and expenses at the average rates
        of  exchange   prevailing  during  the  period  reported  on.

        Financial Instruments

        The carrying amounts of financial instruments, including cash and accounts payable are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


        Estimates and Assumptions

        Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimated and assumption affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

3.      RELATED PARTY TRANSACTIONS

        Related parties acquired 43% of the common shares issued for cash.

        The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If specific business opportunities become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

                            VIS OPPS MARKETING INC.
                         (A Development Stage Company)

                         NOTES TO FINANCIAL STATEMENTS

                                 April 30, 1999

                      (Unaudited - Prepared by Management)



4.      GOING CONCERN

        Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

        Management recognizes that, if it is unable to raise additional capital, the Company cannot operate in the future.

================================================================================
                           ITEM 2. PLAN OF OPERATIONS
================================================================================


The Company will concentrate its efforts in the immediate future in the development of its unique dispensary board system whereby it will establish various locations in the Vancouver, British Columbia, Canada. To date the Company does not have any revenue from its concept and there is no guarantee that it will ever develop its concept whereby it will realize a profit. Without future financing the Company will not be able to develop its concept which might may mean the termination of the Company as a going concern.


Liquidity and Capital Resources

The Company will need additional working capital to finance its activities. The directors and officers of the Company are prepared to offer interim financing but to ensure the future success of the Company funds will have to be obtained from other sources. As at April 30, 1999, the Company had $23,150 in cash in the bank and $3,834 in accounts payable and accrued liabilities.


Results of Operations

The Company has had no operations during this reporting period.

                                   SIGNATURES


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         VIS OPPS MARKETING INC.
                                                             (Registrant)


              July 19, 1999                           /s/     Edison Ho
------------------------------------         -----------------------------------
                  Date                        Edison Ho - President and Director



              July 19, 1999                          /s/      William Wrixon
------------------------------------         -----------------------------------
                  Date                               William L. Wrixon  Director
                                       12